Form 10-Q
period 2026-07-04
Midera Food Processing, Inc.
filed 2026-08-18
CIK 2088281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-43265

MIDERA FOOD PROCESSING, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	39-3886250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10275 West Higgins Road, Suite 300 Rosemont, Illinois	60018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 857-6696

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MFP	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2026, the registrant had 45,230,455 shares of common stock, par value $0.01 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements” subject to the Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s expectations with respect to the Company's future performance, strategy, growth opportunities and value creation following the completed spin-off from Middleby (the “Spin-off” or “Separation”). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan” or words or phrases of similar meaning. The Company cautions that such statements are estimates and are highly dependent upon a variety of factors. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause the Company's actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. The following are some of the important factors that could cause the Company's actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements: changing market conditions; volatility in earnings resulting from goodwill impairment losses, which may occur irregularly and in varying amounts; variability in financing costs and interest rates; quarterly variations in operating results; dependence on key customers; risks associated with the Company's foreign operations, including international exposure, political risks affecting international sales, market acceptance and demand for the Company's products and the Company's ability to manage the risk associated with the exposure to foreign currency exchange rate fluctuations; the Company's ability to protect its trademarks, copyrights and other intellectual property; changing market conditions, including inflation; the impact of competitive products and pricing; the impact of announced management and organizational changes; intense competition in the Company's business including the impact of both new and established global competitors; unfavorable tax law changes and tax authority rulings; cybersecurity attacks and other breaches in security; the continued ability to realize profitable growth through the sourcing and completion of strategic acquisitions; the timely development and market acceptance of the Company's products; the availability and cost of raw materials; the potential that the Company does not realize all of the expected benefits of the Spin-off; the failure of the Spin-off to qualify for the expected tax treatment; potential adverse effects of the Spin-off, including on the ability of the Company to develop and maintain relationships with personnel, customers, suppliers and others with whom it does business or the Company's business, financial condition, results of operations and financial performance; and other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) filings. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date hereof and, except as required by federal securities laws and rules and regulations of the SEC, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MIDERA FOOD PROCESSING, INC.

CONDENSED COMBINED BALANCE SHEETS

(amounts in millions)

(unaudited)

	July 4, 2026	January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$50.5	$90.9
Accounts receivable, net of reserve for doubtful accounts of $9.6 and $9.1	212.6	215.3
Related party accounts receivable	1.0	2.2
Inventories, net	207.1	193.6
Prepaid expenses and other	80.6	79.6
Total current assets	551.8	581.6
Property, plant and equipment, net of accumulated depreciation of $75.1 and $65.8	159.7	163.2
Goodwill	499.3	502.3
Other intangibles, net	165.9	173.3
Long-term deferred tax assets	0.4	1.4
Related party loans receivable	—	11.7
Other assets	29.9	27.5
Total assets	$1,407.0	$1,461.0
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$4.5	$4.8
Accounts payable	71.7	77.1
Related party accounts payable	0.9	2.1
Accrued expenses	223.3	217.2
Total current liabilities	300.4	301.2
Long-term debt	254.1	28.7
Long-term deferred tax liability	35.1	35.1
Other non-current liabilities	31.9	35.3
Commitments and contingencies (Note 11)
Parent company net investment:
Net Parent Investment (NPI)	820.4	1,088.2
Accumulated other comprehensive loss	(34.9)	(27.5)
Total Parent company net investment	785.5	1,060.7
Total liabilities and Parent company net investment	$1,407.0	$1,461.0

The accompanying Notes to Condensed Combined Financial Statements
are an integral part of these condensed combined financial statements.

MIDERA FOOD PROCESSING, INC.

CONDENSED COMBINED STATEMENTS OF EARNINGS

(amounts in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$245.4	$216.7	$470.4	$385.2
Cost of sales	158.7	135.8	306.3	243.3
Gross profit	86.7	80.9	164.1	141.9
Selling, general and administrative expenses	62.8	54.6	121.9	99.9
Restructuring expenses	0.2	—	0.1	0.1
Income from operations	23.7	26.3	42.1	41.9
Interest expense (income), net	0.4	(0.6)	0.4	(1.0)
Other expense (income), net	2.0	(10.6)	1.4	(11.0)
Earnings before income taxes	21.3	37.5	40.3	53.9
Provision for income taxes	10.5	8.4	15.2	12.6
Net earnings	$10.8	$29.1	$25.1	$41.3

The accompanying Notes to Condensed Combined Financial Statements

are an integral part of these condensed combined financial statements.

MIDERA FOOD PROCESSING, INC.

CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net earnings	$10.8	$29.1	$25.1	$41.3
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1.6)	5.9	(7.4)	19.7
Other comprehensive (loss) income	(1.6)	5.9	(7.4)	19.7
Comprehensive income	$9.2	$35.0	$17.7	$61.0

The accompanying Notes to Condensed Combined Financial Statements

are an integral part of these condensed combined financial statements.

MIDERA FOOD PROCESSING, INC.

CONDENSED COMBINED STATEMENTS OF CHANGES IN PARENT COMPANY NET INVESTMENT

(amounts in millions)

(unaudited)

	Net Parent	Accumulated Other	Total Parent Company
	Investment	Comprehensive Loss	Net Investment
Balance as of April 4, 2026	$1,049.9	$(33.3)	$1,016.6
Net earnings	10.8	—	10.8
Foreign currency translation adjustments	—	(1.6)	(1.6)
Net transfers to Parent	(7.3)	—	(7.3)
Distribution to Parent	(233.0)	—	(233.0)
Balance as of July 4, 2026	$820.4	$(34.9)	$785.5

	Net Parent	Accumulated Other	Total Parent Company
	Investment	Comprehensive Loss	Net Investment
Balance as of March 29, 2025	$1,031.0	$(24.5)	$1,006.5
Net earnings	29.1	—	29.1
Foreign currency translation adjustments	—	5.9	5.9
Net transfers from Parent	29.0	—	29.0
Balance as of June 28, 2025	$1,089.1	$(18.6)	$1,070.5

	Net Parent	Accumulated Other	Total Parent Company
	Investment	Comprehensive Loss	Net Investment
Balance as of January 3, 2026	$1,088.2	$(27.5)	$1,060.7
Net earnings	25.1	—	25.1
Foreign currency translation adjustments	—	(7.4)	(7.4)
Net transfers to Parent	(59.9)	—	(59.9)
Distribution to Parent	(233.0)	—	(233.0)
Balance as of July 4, 2026	$820.4	$(34.9)	$785.5

	Net Parent	Accumulated Other	Total Parent Company
	Investment	Comprehensive Loss	Net Investment
Balance as of December 28, 2024	$1,038.1	$(38.3)	$999.8
Net earnings	41.3	—	41.3
Foreign currency translation adjustments	—	19.7	19.7
Net transfers from Parent	9.7	—	9.7
Balance as of June 28, 2025	$1,089.1	$(18.6)	$1,070.5

The accompanying Notes to Condensed Combined Financial Statements

are an integral part of these condensed combined financial statements.

MIDERA FOOD PROCESSING, INC.

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(amounts in millions)

(unaudited)

	Six Months Ended
	July 4, 2026	June 28, 2025
Cash flows from operating activities:
Net earnings	$25.1	$41.3
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	13.5	11.8
Non-cash share-based compensation	4.6	1.8
Deferred income taxes	0.9	(1.0)
Other non-cash items	(0.1)	(0.2)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	1.9	5.8
Inventories, net	(16.8)	(16.3)
Prepaid expenses and other assets	0.5	9.1
Accounts payable	(5.4)	5.8
Accrued expenses and other liabilities	15.9	(10.3)
Net cash provided by operating activities	40.1	47.8
Cash flows from investing activities:
Capital expenditures	(6.6)	(25.7)
Proceeds from sale of property, plant and equipment	0.2	—
Acquisitions, net of cash acquired	(1.1)	—
Collections of loans to related parties	23.3	3.0
Loans made to related parties	(11.5)	(5.5)
Net cash provided by (used in) investing activities	4.3	(28.2)
Cash flows from financing activities:
Distribution to Parent	(233.0)	—
Net transfers to Parent	(64.8)	(7.3)
Borrowings under revolving credit facility	228.0	—
Payments of debt issuance costs	(2.9)	—
Payments of foreign loans	(1.7)	—
Payments of deferred purchase price	(7.2)	(4.8)
Payments of finance lease obligations	(0.7)	(0.7)
Other, net	—	(1.9)
Net cash used in financing activities	(82.3)	(14.7)
Effect of exchange rates on cash and cash equivalents	(2.5)	8.1
Changes in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(40.4)	13.0
Cash and cash equivalents at beginning of year	90.9	59.2
Cash and cash equivalents at end of period	$50.5	$72.2
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$5.9	$7.5

The accompanying Notes to Condensed Combined Financial Statements

are an integral part of these condensed combined financial statements.

MIDERA FOOD PROCESSING, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(unaudited)

(1)
NATURE OF OPERATIONS AND BASIS OF PRESENTATION
(a)
Nature of Operations

Midera Food Processing, Inc. (formerly known as The Middleby Corporation’s Food Processing Equipment Group) (the “Company” or “Midera”) is engaged in the design, manufacture and sale of food processing equipment. The Company manufactures and assembles this equipment at thirteen U.S. and sixteen international manufacturing facilities. For the avoidance of doubt, when using the terms “we”, “us” or “our” throughout this report, it is in reference to the Company.

On February 25, 2025, The Middleby Corporation (“Middleby” or “Parent”) announced its intent to separate its Food Processing Equipment Group into a standalone public company through the distribution of Midera common stock to Middleby stockholders (the “Spin-off”). On June 29, 2026, in connection with the completion of the Spin-off, the Company used borrowings under its revolving credit facility and cash on hand to make a distribution to Middleby of $233.0 million. On July 6, 2026, Middleby completed the Spin-off through the distribution of all of the then issued and outstanding shares of Midera common stock to Middleby stockholders on the basis of one share of Midera common stock for every one share of Middleby common stock held as of 4:00 p.m. Central Time on June 26, 2026, the record date for the distribution, resulting in the distribution of 45,222,349 shares of Midera common stock to Middleby stockholders. Upon completion of the Spin-off, Midera became an independent public company and Middleby has no ownership interest in the Company. Midera common stock began “regular way” trading on The Nasdaq Stock Market LLC under the ticker symbol “MFP” on July 7, 2026. See Note 6, “Debt” and Note 14, “Subsequent Events” for additional information on the Spin-off and related transactions.

(b)
Basis of Presentation

Prior to the completion of the Spin-off, the Company historically operated as part of Middleby and not as a separate entity. These Condensed Combined Financial Statements of the Company have been derived from the historical condensed consolidated financial statements and accounting records of the Parent to present Midera’s Condensed Combined Financial Statements as if the Company had been operated on a standalone basis for the periods presented. The historical condensed combined financial statements (together with the notes thereto, the “Condensed Combined Financial Statements”) reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”).

The Condensed Combined Financial Statements include the assets, liabilities, net sales and expenses that management has determined are specifically or primarily identifiable to us, as well as direct and indirect costs that are attributable to our operations. Indirect costs have been allocated to us for the purposes of preparing the Condensed Combined Financial Statements based on a specific identification basis or, when specific identification is not practicable, a proportional cost allocation method, primarily based on net sales, headcount or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented. As a result, the financial information included in these Condensed Combined Financial Statements may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a standalone company during the periods presented, including changes that will occur in our operations and capital structure as a result of becoming a separate company.

All intercompany transactions and balances within the Company have been eliminated. All transactions between the Company and the Parent are considered to be settled in the Condensed Combined Financial Statements at the time the transaction is recorded, with the exception of loans and indemnified amounts which could potentially be settled in future periods. The effects of the settlement of these transactions between the Company and the Parent are reflected in the Condensed Combined Statements of Cash Flows as “Net transfers to Parent” within financing activities, and in the Condensed Combined Balance Sheets and Condensed Combined Statements of Changes in Parent Company Net Investment as “Net Parent Investment”. Other transactions with Middleby subsidiaries that are cash settled are recorded as amounts due to or due from related parties.

The accompanying unaudited interim Condensed Combined Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial information and do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. These unaudited interim Condensed Combined Financial Statements should be read in conjunction with the audited Combined Financial Statements and Notes thereto for the fiscal year ended January 3, 2026 included in the Company's final Information Statement, dated as of June 22, 2026, included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 22, 2026.

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the Company evaluates its estimates and assumptions based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The unaudited interim Condensed Combined Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim periods. The Company’s interim results are not necessarily indicative of the results to be expected for the full fiscal year.

The Company’s fiscal year ends on the Saturday nearest December 31. All fiscal quarters presented included 13 weeks.

(c)
Foreign Currency

Exchange gains and losses on foreign currency transactions are included in determining net earnings for the period in which they occur. These transactions amounted to a loss of $1.8 million and a gain of $10.2 million during the three months ended July 4, 2026 and June 28, 2025, respectively, and a loss of $1.5 million and a gain of $10.5 million during the six months ended July 4, 2026 and June 28, 2025, respectively. These gains and losses are included in other expense (income), net on the Condensed Combined Statements of Earnings.

(d)
Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2)
RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards - To be adopted

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Adoption of the standard should be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard.

(3)
ACQUISITIONS

2026 Acquisitions

No acquisitions were completed during the six months ended July 4, 2026.

2025 Acquisitions

During 2025, the Company completed various acquisitions that were not individually material. The final allocation of cash consideration paid to assets acquired and liabilities assumed is based on the information that was available as of the acquisition date for the 2025 acquisitions and is summarized as follows:

(in millions)	Preliminary Opening Balance Sheet	Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$7.4	$—	$7.4
Other current assets	41.6	(1.1)	40.5
Property, plant and equipment	6.1	—	6.1
Goodwill	13.3	2.0	15.3
Other intangibles	10.3	—	10.3
Other assets	5.5	—	5.5
Current maturities of long-term debt	(0.9)	—	(0.9)
Other current liabilities	(36.7)	(0.2)	(36.9)
Long-term debt	(0.7)	—	(0.7)
Long-term deferred tax liability	(2.3)	0.2	(2.1)
Other non-current liabilities	(10.1)	—	(10.1)
Consideration paid	$33.5	$0.9	$34.4
Contingent consideration	4.7	—	4.7
Net assets acquired and liabilities assumed	$38.2	$0.9	$39.1

The goodwill recognized is attributable primarily to anticipated growth opportunities and synergies with existing businesses. The goodwill and $4.6 million of other intangibles associated with the trade names are subject to the non-amortization provisions of Accounting Standards Codification (“ASC”) 350. Other intangibles also include $2.6 million allocated to customer relationships, $1.1 million allocated to developed technology, and $2.0 million allocated to backlog, which are being amortized over periods of 7 years, 7 years, and 6 months, respectively. Of these assets, goodwill of $7.8 million and intangibles of $5.5 million are expected to be deductible for tax purposes.

Two purchase agreements include earnout provisions providing for contingent payments due to the sellers for the achievement of certain targets. The earnouts are payable to the extent certain EBITDA targets are met with measurement dates ending in 2028. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amounts to $4.7 million.

Pro Forma Financial Information

In accordance with ASC 805, Business Combinations, the following unaudited pro forma results of operations for the six months ended July 4, 2026 and June 28, 2025 assume the 2025 acquisitions described above were completed on December 29, 2024 (first day of fiscal year 2025). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisitions and the effects of adjustments made to the carrying value of certain assets:

	Six Months Ended
(in millions)	July 4, 2026	June 28, 2025
Net sales	$470.4	$402.3
Net earnings	27.4	36.1

Pro forma data may not be indicative of the results that would have been obtained had these acquisitions occurred at the beginning of the periods presented, nor is it intended to be a projection of future results. Additionally, the pro forma financial information does not reflect the costs which the Company has incurred or may incur to integrate the acquired businesses.

(4)
REVENUE RECOGNITION

Disaggregation of Revenue

We disaggregate our net sales by geographical location and revenue streams as we believe it best depicts how the nature, timing and uncertainty of our net sales and cash flows are affected by economic factors. The following table summarizes our net sales by geographical location, which are classified based on the customer’s location, and revenue streams:

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
United States and Canada	$126.1	$125.3	$241.4	$218.7
Europe, Middle East, and Africa	98.5	65.3	170.6	120.3
Latin America	13.9	18.6	40.6	34.9
Asia Pacific	6.9	7.5	17.8	11.3
Total	$245.4	$216.7	$470.4	$385.2
Equipment and Installation	$152.5	$135.9	$272.6	$224.7
Aftermarket Parts and Service	92.9	80.8	197.8	160.5
Total	$245.4	$216.7	$470.4	$385.2

Contract Estimates

Accounting for long-term contracts involves the use of various techniques to estimate total contract revenue and costs. For the Company’s long-term contracts that qualify for over time revenue recognition, estimated profit for the equipment performance obligations is recognized as the equipment is manufactured and assembled. Profit on the equipment performance obligations is estimated as the difference between the total estimated revenue and expected costs to complete a contract. Contract cost estimates are based on anticipated labor and materials, and the performance of subcontractors. The Company does not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company has not recognized material favorable or unfavorable changes in estimates related to long-term contracts with customers in the six months ended July 4, 2026 or June 28, 2025.

Contract Balances

Payments on equipment contracts are typically due based on contractually stated milestones. Contract assets primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date and are recorded in prepaid expenses and other in the Condensed Combined Balance Sheets. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Changes in contract assets and contract liabilities associated with the timing of payments and status of over time revenue contracts are recorded in prepaid expenses and other assets and accrued expenses and other liabilities, respectively, within operating activities in the Condensed Combined Statements of Cash Flows.

Contract liabilities relate to advance consideration received from customers for which revenue has not been recognized. Current contract liabilities are recorded in accrued expenses in the Condensed Combined Balance Sheets. Non-current contract liabilities are recorded in other non-current liabilities in the Condensed Combined Balance Sheets. Contract liabilities are reduced when the associated revenue from the contract is recognized.

The following table provides information about contract assets and contract liabilities from contracts with customers:

(in millions)	July 4, 2026	January 3, 2026
Contract assets	$51.0	$56.0
Contract liabilities	134.4	131.1

During the six months ended July 4, 2026, the Company reclassified $25.3 million to accounts receivable, which was included in the contract asset balance at the beginning of the period. During the six months ended July 4, 2026, the Company recognized revenue of $62.0 million, which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized were $80.6 million during the six months ended July 4, 2026. Substantially all of the Company’s outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the periods presented.

(5)
BALANCE SHEET COMPONENTS
(a)
Inventories

Inventories are as follows:

(in millions)	July 4, 2026	January 3, 2026
Raw materials and parts	$107.2	$103.4
Work-in-process	62.1	56.6
Finished goods	37.8	33.6
Inventories, net	$207.1	$193.6

(b)
Goodwill

The changes in the net carrying amount of goodwill are as follows:

(in millions)
Balance as of January 3, 2026	$502.3
Measurement period adjustments to goodwill acquired in prior year	2.0
Exchange effect	(5.0)
Balance as of July 4, 2026	$499.3

(c)
Other Intangibles

Other intangibles, net consist of the following:

	July 4, 2026			January 3, 2026
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer relationships	$105.5	$(83.5)	$22.0	$106.5	$(80.5)	$26.0
Developed technology	25.0	(12.6)	12.4	25.3	(11.6)	13.7
Backlog	—	—	—	3.5	(3.1)	0.4
Total amortized intangible assets	130.5	(96.1)	34.4	135.3	(95.2)	40.1
Indefinite-lived assets:
Trademarks and tradenames	131.5	—	131.5	133.2	—	133.2
Other intangibles, net	$262.0	$(96.1)	$165.9	$268.5	$(95.2)	$173.3

The aggregate intangible amortization expense was $2.6 million for both the three months ended July 4, 2026 and June 28, 2025. The aggregate intangible amortization expense was $5.3 million and $5.5 million for the six months ended July 4, 2026 and June 28, 2025, respectively. The estimated future amortization expense of intangible assets is as follows:

(in millions)
Remainder of 2026	$3.6
2027	7.0
2028	7.0
2029	6.4
2030	4.5
Thereafter	5.9
Total	$34.4

(d)
Accrued Expenses

Accrued expenses consist of the following:

(in millions)	July 4, 2026	January 3, 2026
Contract liabilities	$134.4	$131.1
Accrued payroll and related expenses	37.9	35.4
Accrued warranty	9.7	8.9
Accrued professional fees	9.5	3.8
Accrued agent commission	5.4	5.3
Operating lease liabilities	5.0	4.4
Accrued sales and other tax	3.7	5.3
Accrued contingent consideration	2.9	12.3
Accrued product liability and workers compensation	1.4	1.2
Other accrued expenses	13.4	9.5
Accrued expenses	$223.3	$217.2

(e)
Warranty Costs

In the normal course of business, the Company issues product warranties for specific product lines and provides for the estimated future warranty cost in the period in which the sale is recorded. The estimate of warranty cost is based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. Adjustments to initial obligations for warranties are made as changes in the obligations become reasonably estimable.

A rollforward of the warranty reserve is as follows:

(in millions)	Six Months Ended July 4, 2026
Beginning balance	$8.9
Warranty expense	3.3
Warranty claims paid	(2.6)
Warranty reserve related to acquisitions	0.2
Exchange effect	(0.1)
Ending balance	$9.7

(6)
DEBT

(in millions)	July 4, 2026	January 3, 2026
Revolving credit facility	$228.0	$—
Foreign loans	22.7	25.0
Finance lease obligations	7.9	8.5
Total debt	258.6	33.5
Less: Current maturities of long-term debt	4.5	4.8
Long-term debt	$254.1	$28.7

Revolving Credit Facility

On June 29, 2026, the Company entered into a five-year, $1.0 billion credit agreement (the “Credit Agreement”), which matures on June 29, 2031, in connection with the Spin-off. The Credit Agreement provides for a new senior secured credit facility in an aggregate principal amount of $1.0 billion, consisting of (i) a $750 million U.S. dollar revolving credit facility and (ii) a $250 million multi-currency revolving credit facility, with the potential, under certain circumstances, to increase the amount of the credit facility by the greater of $151 million and 100% of the Company’s Consolidated EBITDA (as defined in the Credit Agreement) for the most recently ended period of four consecutive quarters (plus additional amounts subject to compliance with a specified leverage ratio depending on the type of indebtedness being incurred) either by increasing one or more revolving facility, or by adding on one or more revolving and/or term loan facilities. Borrowings under the U.S. dollar revolving credit facility (other than swingline loans which are available in U.S. dollars, Euros and Pounds sterling only) may be denominated in U.S. dollars. Borrowings under the multi-currency revolving credit facility may be denominated in U.S. dollars, Pounds sterling, Euros, Canadian dollars, Swedish Krona, Danish Krone, Australian dollars and any alternative currency agreed to with the lenders. Debt issuance costs of $3.6 million were recorded within other assets in the Condensed Combined Balance Sheets and will be amortized over the term of the Credit Agreement on a straight-line basis.

Borrowings in (i) U.S. dollars shall bear interest based on a term secured overnight financing rate (“SOFR”) or a base rate, (ii) Pounds sterling shall bear interest based on a daily sterling overnight index average rate (“SONIA”), (iii) Euros shall bear interest based on the Euro interbank offered rate (“EURIBOR”), (iv) Canadian dollars shall bear interest based on the term CORRA Rate, (v) Swedish Krona shall bear interest based on the STIBOR rate, (vi) Danish Krone shall bear interest based on the CIBOR rate and (vii) Australian dollars shall bear interest based on the BBSY rate, in each case of clauses (i) through (vii) above, plus a margin as described below.

The margin for each of the foregoing rates, other than the base rate, shall range from 1.125% to 2.00% based on the Total Net Leverage Ratio (as defined in the Credit Agreement) of the Company, with interest periods, in the case of all SOFR Loans or Eurocurrency Loans, at the Company’s option of one, three or six months or, subject to certain conditions, twelve months. The margin for base rate borrowings shall range from 0.125% to 1.00% based on the Total Net Leverage Ratio (as defined in the Credit Agreement) of the Company. In addition, a commitment fee accrues on the aggregate amount of the lenders’ unused revolving commitments at a rate of 0.175% to 0.275% based on the Total Net Leverage Ratio (as defined in the Credit Agreement).

The Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a maximum Secured Net Leverage Ratio (as defined in the Credit Agreement) of 3.75 to 1.00, which may be adjusted to 4.25 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Agreement, and (ii) a minimum Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00. All obligations (i) under the Credit Agreement, (ii) under certain swap contracts and cash management agreements, and (iii) up to a specified amount, under certain sidecar letter of credit and guarantee facilities are secured by substantially all the assets of Alkar Holdings, Inc., the Company, and certain of the Company’s material wholly-owned domestic subsidiaries, and unconditionally guaranteed by, subject to certain exceptions, the Company and certain of the Company’s direct and indirect material wholly-owned domestic subsidiaries. The Credit Agreement contains certain customary affirmative and negative covenants and events of default. At July 4, 2026, the Company was in compliance with all covenants under the Credit Agreement.

As of July 4, 2026, the Company had $228.0 million in U.S. dollar borrowings outstanding under the revolving credit facility and no outstanding letters of credit, resulting in available borrowing capacity of $772.0 million. The carrying value of the revolving credit facility approximates fair value as the interest rate margins are consistent with current market conditions. As of July 4, 2026, the interest rate for borrowings outstanding under the revolving credit facility was 4.90% and the commitment fee was 0.20%.

Foreign Loans

On October 23, 2025, a foreign subsidiary of the Company entered into a term loan with an initial principal amount of €20.0 million (“Foreign Term Loan”). The Foreign Term Loan, which matures on September 30, 2035, will be repaid in equal quarterly installments beginning in the first quarter of 2026. Interest is payable quarterly in arrears based on three-month EURIBOR plus 0.83%. At July 4, 2026, the weighted average per annum interest rate for foreign loans was approximately 2.85%. The carrying value of foreign loans approximates fair value. As of July 4, 2026, the Company’s foreign subsidiaries were in compliance with all debt covenants, none of which are material to the Company.

(7)
NON-CASH SHARE-BASED COMPENSATION

Middleby maintains an incentive plan under which share-based awards are granted to key employees. Certain Midera employees participate in Middleby’s equity-based incentive plans. Non-cash share-based compensation costs have been specifically identified for employees who exclusively support Midera operations and include expenses allocated to Midera for corporate or shared employees based on net sales as part of the cost allocations from Middleby. The Company includes the related expenses as Selling, general and administrative expense within the Condensed Combined Statements of Earnings. The following table summarizes non-cash share-based compensation expense:

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Expenses related to Midera employee participation in Middleby’s incentive plan	$0.9	$0.6	$2.0	$0.8
Expenses allocated to Midera for corporate or shared employees based on net sales	1.2	0.8	2.6	1.0
Total pre-tax non-cash share-based compensation expense	2.1	1.4	4.6	1.8
Tax expense (benefit)	—	—	0.1	(0.1)
Total non-cash share-based compensation expense, net of tax	$2.1	$1.4	$4.7	$1.7

(8)
ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss were as follows:

(in millions)	Currency Translation Adjustment
Balance as of January 3, 2026	$(27.5)
Other comprehensive loss before reclassification	(7.4)
Amounts reclassified from accumulated other comprehensive loss	—
Net current-period other comprehensive loss	(7.4)
Balance as of July 4, 2026	$(34.9)

(in millions)	Currency Translation Adjustment
Balance as of December 28, 2024	$(38.3)
Other comprehensive income before reclassification	19.7
Amounts reclassified from accumulated other comprehensive loss	—
Net current-period other comprehensive income	19.7
Balance as of June 28, 2025	$(18.6)

(9)
INCOME TAXES

A tax provision of $10.5 million, at an effective tax rate of 49.3%, was recorded during the three months ended July 4, 2026, as compared to a tax provision of $8.4 million at an effective tax rate of 22.4% in the prior year period. During the three months ended July 4, 2026, the effective tax rate was higher than the prior year period primarily due to non-deductible expenses and other discrete items, none of which was individually significant. The effective tax rates for the three months ended July 4, 2026 and June 28, 2025 were higher than the U.S. statutory federal tax rate of 21.0% primarily due to non-deductible expenses, state taxes and foreign tax rate differentials. The effective tax rate for the three months ended July 4, 2026 was also higher than the U.S. statutory federal tax rate due to other discrete items, none of which was individually significant.

A tax provision of $15.2 million, at an effective tax rate of 37.7%, was recorded during the six months ended July 4, 2026, as compared to a tax provision of $12.6 million at an effective tax rate of 23.4% in the prior year period. During the six months ended July 4, 2026, the effective tax rate was higher than the prior year period primarily due to non-deductible expenses and other discrete items, none of which was individually significant. The effective tax rates for the six months ended July 4, 2026 and June 28, 2025 were higher than the U.S. statutory federal tax rate of 21.0% primarily due to non-deductible expenses, state taxes and foreign tax rate differentials. The effective tax rate for the six months ended July 4, 2026 was also higher than the U.S. statutory federal tax rate due to other discrete items, none of which was individually significant.

(10)
FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurement, defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following levels:

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs, other than quoted prices in active markets, which are observable either directly or indirectly

Level 3 – Unobservable inputs based on our own assumptions

The Company’s financial liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows:

(in millions)	Level 1	Level 2	Level 3	Total
As of July 4, 2026
Financial liabilities:
Contingent consideration	$—	$—	$5.7	$5.7
As of January 3, 2026
Financial liabilities:
Contingent consideration	$—	$—	$16.5	$16.5

The contingent consideration as of July 4, 2026 and January 3, 2026 relates to the earnout provisions recorded in conjunction with various purchase agreements.

The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and EBITDA, as defined in the respective purchase agreements. On a quarterly basis, the Company assesses the projected results for each of the acquisitions in comparison to the earnout targets and adjusts the liability accordingly. Discount rates for valuing contingent consideration are determined based on the Company rates and specific acquisition risk considerations. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the earnout targets, the time required to achieve the targets and estimated future sales and EBITDA. Judgment is employed in determining the appropriateness of certain of these inputs. Changes to the inputs described above could have a material impact on the Company’s financial position and results of operations in any given period. Changes in fair value associated with the earnout provisions are recognized in Selling, general and administrative expenses within the Condensed

Combined Statements of Earnings. The contingent consideration liabilities are included in accrued expenses and other non-current liabilities. Contingent consideration payments of amounts up to the initial acquisition date fair value are classified as cash outflows from financing activities and payments of amounts in excess of the initial acquisition date fair value are classified as cash outflows from operating activities in the Condensed Combined Statements of Cash Flows.

The following table represents changes in the fair value of the contingent consideration liabilities:

Six Months Ended
(in millions)	July 4, 2026
Beginning balance	$16.5
Payments of contingent consideration	(8.3)
Changes in fair value and exchange effect	(2.5)
Ending balance	$5.7

(11)
COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to proceedings, lawsuits and other claims related to products, suppliers, employees, customers and competitors. The Company maintains insurance to partially cover product liability, workers compensation, property and casualty, and general liability matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after assessment of each matter and the related insurance coverage. The required accrual may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters. The Company does not believe that any such matter will have a material adverse effect on its financial condition, results of operations or cash flows.

(12)
SEGMENT INFORMATION

The Company has one operating and reportable segment which reflects the manner in which the Company’s Chief Operating Decision Maker (the “CODM”), the Middleby Chief Executive Officer, reviews and assesses the performance of the business and allocates resources. The Company determined that the Chief Executive Officer of Middleby is the CODM who possesses the ultimate authority with respect to assessment of performance, allocation of resources, and all strategic actions of the Company. In performing this responsibility, the CODM regularly reviews key internal management reports, financial information, and quarterly results.

In accordance with ASC 280-10, Segment Reporting, the Company is reported as a single operating segment, encompassing all business activities and financial reporting for the Company. The CODM does not evaluate the performance of the Company or allocate resources at any level below the combined level or based on the Company’s assets or liabilities.

Adjusted EBITDA is the profitability metric reported to the CODM for purposes of making decisions about allocation of resources and assessing performance. The Company defines Adjusted EBITDA as net earnings before interest, income taxes, depreciation, and intangible amortization, or EBITDA, less restructuring, acquisition related adjustments, impairment charges, stock compensation and other items which management considers to be outside core operating results. The CODM reviews this metric regularly to assess profitability, identify trends, and evaluate requirements for additional resources or strategic adjustments. The CODM uses Adjusted EBITDA to support the allocation of resources predominantly in the annual budget and forecasting process. The Company believes that investors find this measure useful in comparing our operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business.

The following table summarizes the results of operations for the Company’s business segment:

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$245.4	$216.7	$470.4	$385.2
Cost of sales	158.7	135.8	306.3	243.3
Other segment items (1)	44.4	41.8	87.6	76.7
Segment adjusted EBITDA (2)	42.3	39.1	76.5	65.2
Depreciation expense (3)	4.3	3.2	8.2	6.3
Amortization expense	2.6	2.6	5.3	5.5
Capital expenditures	3.2	6.4	6.6	25.7

(1)
Other segment items includes operating expenses, which primarily consists of selling, general and administrative expenses. Other segment items excludes the impact of depreciation, intangible amortization, restructuring, stock compensation and other items that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance.
(2)
Excludes the impacts mentioned in Other segment items.
(3)
Includes amortization of finance lease right-of-use assets.

A reconciliation of segment Adjusted EBITDA to net earnings is as follows:

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Adjusted EBITDA	$42.3	$39.1	$76.5	$65.2
Less: Other segment operating expenses (1)	18.6	12.8	34.4	23.3
Income from operations	23.7	26.3	42.1	41.9
Interest expense (income), net	0.4	(0.6)	0.4	(1.0)
Other expense (income), net	2.0	(10.6)	1.4	(11.0)
Earnings before income taxes	21.3	37.5	40.3	53.9
Provision for income taxes	10.5	8.4	15.2	12.6
Net earnings	$10.8	$29.1	$25.1	$41.3

(1)
Consists of the impact of depreciation, intangible amortization, restructuring, stock compensation and other items that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance.

Total assets for the Company’s segment were $1,407.0 million and $1,461.0 million as of July 4, 2026 and January 3, 2026, respectively.

(13)
RELATIONSHIP WITH PARENT AND RELATED ENTITIES

Related Party Transactions

Throughout the periods covered by the Condensed Combined Financial Statements, Midera engaged in sales and purchases of finished goods to and from Middleby subsidiaries. These related party sales to other Middleby entities amount to $0.4 million and $0.5 million, and purchases amount to $0.6 million and $1.1 million, for the three months ended July 4, 2026 and June 28, 2025, respectively. Related party sales to other Middleby entities amount to $1.1 million and $1.1 million, and purchases amount to $2.5 million and $2.4 million, for the six months ended July 4, 2026 and June 28, 2025, respectively.

Related Party Balances

Amounts due to and due from Middleby affiliates are summarized in the table below:

(in millions)	July 4, 2026	January 3, 2026
Trade receivables	$1.0	$2.2
Trade payables	0.9	2.1
Loans receivable	—	11.7

The loans receivable represented international revolving credit facilities to fund working capital needs outside the United States. At January 3, 2026, these revolving credit facilities had a weighted average per annum interest rate of approximately 3.82%.

Allocation of Corporate Expenses

The Parent has incurred costs for various corporate services provided to Midera in the ordinary course of business, including executive management, finance, accounting, tax, treasury, human resources, legal, information technology, employee benefits administration, internal audit, supply chain, and other shared services. These corporate expenses have been allocated to Midera based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount, revenue or other relevant measures. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us.

Cash Management

In June 2026, prior to the completion of the Spin-off, the Company ceased participation in the Middleby centralized cash management process and its cash and cash equivalents became held and used solely for its own operations.

Before the Company ceased participation in the Middleby centralized cash management process, Middleby provided funding for its operating and investing activities, including pooled cash managed by Middleby treasury to fund operating expenses and capital expenditures. Middleby also directly collected certain of our receivables. The cash presented in the Condensed Combined Balance Sheets represents cash not subject to the Middleby centralized cash management process. Cash held in the Middleby centralized cash management process and commingled accounts with the Parent, or its subsidiaries, has been presented within Net Parent Investment in the Condensed Combined Balance Sheets. Only cash amounts held in bank accounts controlled by Midera entities are reflected in the Condensed Combined Balance Sheets. These activities were reflected as a component of Parent company net investment, and this arrangement was not reflective of the manner in which we would have operated as a standalone business separate from Middleby during the periods presented.

Net Parent Investment

Net Parent Investment on the Condensed Combined Balance Sheets represents Middleby’s historical investment in Midera, the net effect of allocations from and transactions with Middleby, Midera’s retained earnings and cumulative effect adjustments from the adoption of new accounting standards.

Transfers to Parent

As discussed in Note 1 in the basis of presentation section, Net Parent Investment is primarily impacted by contributions from Parent which are the result of treasury activity and net funding provided by or distributed to Parent. The components of net parent investment are:

	Six Months Ended
(in millions)	July 4, 2026	June 28, 2025
Net transfers to Parent and Distribution to Parent as reflected in the Condensed Combined Statements of Cash Flows	$(297.8)	$(7.3)
Non-cash share-based compensation expense	4.6	1.8
Non-cash deferred tax and other	0.3	15.2
Net transfers (to) from Parent and Distribution to Parent as reflected in the Condensed Combined Statements of Changes in Parent Company Net Investment	$(292.9)	$9.7

(14)
SUBSEQUENT EVENTS

Spin-off from Middleby

On July 6, 2026, Middleby completed the Spin-off through the distribution of all of the then issued and outstanding shares of Midera common stock to Middleby stockholders. See Note 1, “Nature of Operations and Basis of Presentation” for additional information on the Spin-off.

On July 5, 2026, the Company entered into the following agreements with Middleby in connection with the Spin-off in order to govern the ongoing relationship between the Company and Middleby after the Spin-off and to facilitate an orderly transition:

•
Separation and Distribution Agreement – sets forth, among other things, the agreements between the Company and Middleby regarding the principal actions taken in connection with the Spin-off, including those related to the series of internal reorganization transactions that Middleby undertook prior to the Spin-off, pursuant to which the Company holds, through its subsidiaries, Middleby’s food processing business, and the distribution of all of the issued and outstanding shares of Company common stock to Middleby’s stockholders pursuant to the Spin-off. It also sets forth other agreements that govern certain aspects of the Company’s relationship with Middleby following the Spin-off.
•
Tax Matters Agreement - governs the Company’s and Middleby’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.
•
Employee Matters Agreement - allocates liabilities and responsibilities relating to employment matters, employee compensation and benefit plans and programs and other related matters and governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each of the Company and Middleby, including the terms of equity-based awards granted by Middleby prior to the Spin-off. The Employee Matters Agreement also sets forth the general principles relating to employee matters with respect to both domestic and international employees, including with respect to collective bargaining agreements, allocation of assets and liabilities, workers’ compensation, payroll matters, regulatory filings, paid time off, commencing or continuing participation in employee benefit plans and the sharing of employee information, in each case as it relates to the Spin-off.

•
Intellectual Property Matters Agreement - provides for, among other things, intellectual property cross-licenses, intellectual property ownership, sublicensing, prosecution, enforcement and other arrangements.
•
Transition Services Agreement – governs matters related to the provision of specified services by the Company and Middleby, including information technology, payroll and benefits, accounting, finance, compliance and administrative activities, to the other on a transitional basis to help ensure an orderly transition following the Spin-off.

Share Repurchase Program

On August 10, 2026, the Company's Board of Directors authorized a share repurchase program, which expires on August 10, 2029, pursuant to which the Company may repurchase up to $50 million of its common stock. The primary purpose of the share repurchase program is to mitigate stockholder dilution from equity awards. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate share repurchases under this authorization. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company's common stock, general market and economic conditions, alternative investment or acquisition opportunities, and applicable legal requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Combined Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). References to the “Company,” “Midera,” “we,” “us,” and “our” refer to Midera Food Processing, Inc. and its subsidiaries, unless otherwise stated or indicated by context.

Business Overview

Midera is a technology-focused, global leader in the design and manufacturing of equipment and aftermarket service for a broad line of solutions for industrial protein, bakery and snack food processors. We are a growth-oriented, food processing pure-play, driven by our portfolio of innovative, complementary and industry-leading brands, with a nimble and profitable operating model and proven M&A track record. Our global reach—supported by established regional offices and dedicated local operating teams across key international markets—is a core strategic advantage, enabling us to serve customers with regional expertise and on-the-ground responsiveness at scale.

Our customers include some of the largest international food processing companies and producers of protein products, such as bacon, charcuterie, sausage and hot dogs, egg bites, poultry, alternative protein, case ready, lunch meat and pet food, and producers of bakery products, such as bread and buns, artisan bread, sweet goods, cakes and muffins, biscuits, crackers, pizza and pastries, tortilla and snacks. Through our broad and synergistic line of innovative technology and solutions, we are able to deliver a wide range of food preparation, thermal processing, slicing/packaging, automation and equipment sanitation solutions to service a variety of food processing requirements demanded by our customers across protein, bakery and snack categories. Further, we offer highly integrated total line solutions, from further processing through end-of-line, designed to provide our customers even greater financial and operational efficiencies. Following the installation of our solutions, we provide aftermarket parts and service allowing our customers to sustain performance and reduce downtime during food processing operations.

Spin-off from Middleby

On February 25, 2025, The Middleby Corporation (“Middleby” or “Parent”) announced its intent to separate its Food Processing Equipment Group into a standalone public company through the distribution of Midera common stock to Middleby stockholders (the “Spin-off”). On June 29, 2026, in connection with the completion of the Spin-off, the Company used borrowings under its revolving credit facility and cash on hand to make a distribution to Middleby of $233.0 million. On July 6, 2026, Middleby completed the Spin-off through the distribution of all of the then issued and outstanding shares of Midera common stock to Middleby stockholders on the basis of one share of Midera common stock for every one share of Middleby common stock held as of 4:00 p.m. Central Time on June 26, 2026, the record date for the distribution, resulting in the distribution of 45,222,349 shares of Midera common stock to Middleby stockholders. As a result of the Spin-off, Midera became an independent public company and Middleby has no ownership interest in the Company. Midera common stock began “regular way” trading on The Nasdaq Stock Market LLC under the ticker symbol “MFP” on July 7, 2026. For additional information on the Spin-off and related transactions, see Notes 1, 6, and 14 to the Condensed Combined Financial Statements.

Relationship with Middleby

Historically, we have relied on Middleby to manage certain of our operations and provide us certain services, the costs of which have historically been either allocated or directly billed to us. Historical costs for such services may not necessarily reflect the actual expenses we would have incurred, or will incur, as an independent company. In connection with the Spin-off, we entered into the following agreements with Middleby in order to govern the ongoing relationship between Midera and Middleby after the Spin-off and to facilitate an orderly transition: a Separation and Distribution Agreement, a Tax Matters Agreement, an Employee Matters Agreement, an Intellectual Property Matters Agreement, and a Transition Services Agreement. Under the Transition Services Agreement, we generally expect to be able to utilize Middleby’s services for a transitional period following the Spin-off before we replace these services over time with services supplied either internally or by third parties. The expenses for the services we will receive from Middleby initially and then internally or by third parties may vary from the historical costs directly billed and allocated to us for the same services.

Current Events

Inflation and Interest Rate Environment

Midera has been negatively impacted by inflation in wages, logistics, energy, raw materials and component costs. Price increases and purchasing strategies have been implemented to mitigate the impact of cost inflation on margins and Midera continues to actively monitor costs. High inflation and uncertainty surrounding the Federal Reserve’s interest rate policy decisions, combined with global macroeconomic uncertainty, have impacted and may continue to impact customer demand. Even in light of such headwinds, we remain focused on delivering strong financial results and executing on our long-term strategy and profitability objectives.

Supply Chain, Labor and Logistics Constraints

Midera continues to actively monitor global supply chain, labor and logistics constraints, which have had a negative impact on Midera’s ability to source parts and complete and ship units. The decreased availability of resources and inflationary costs resulted in heightened inventory levels for certain components above current demand levels. To combat these pressures, Midera has evaluated alternative sourcing, dual sourcing and collaborated across the organization, where appropriate, without materially presenting new risks or increasing current risks around quality and reliability. Our capital resources have been and Midera expects they will continue to be sufficient to address these challenges.

Tariffs

Midera continues to actively monitor and navigate the evolving international tariff environment and its potential impact on our operations and financial performance. Impositions by the United States of tariffs, sanctions or other restrictions on goods exported from the United States or imported into the United States, or countermeasures imposed in response to such actions, could increase the cost of goods for our products or reduce our ability to sell our products globally. Our focus is to mitigate negative impacts from newly imposed tariffs.

Results of Operations

The following table sets forth the condensed combined statements of earnings and respective financial statement line items as a percentage of net sales for the periods presented:

	Three Months Ended(1)				Six Months Ended(1)
(in millions)	July 4, 2026		June 28, 2025		July 4, 2026		June 28, 2025
Net sales	$245.4	100.0%	$216.7	100.0%	$470.4	100.0%	$385.2	100.0%
Cost of sales	158.7	64.7	135.8	62.7	306.3	65.1	243.3	63.2
Gross profit	86.7	35.3	80.9	37.3	164.1	34.9	141.9	36.8
Selling, general and administrative expenses	62.8	25.6	54.6	25.2	121.9	26.0	99.9	25.9
Restructuring expenses	0.2	—	—	—	0.1	—	0.1	—
Income from operations	23.7	9.7	26.3	12.1	42.1	8.9	41.9	10.9
Interest expense (income), net	0.4	0.2	(0.6)	(0.3)	0.4	0.1	(1.0)	(0.3)
Other expense (income), net	2.0	0.8	(10.6)	(4.9)	1.4	0.2	(11.0)	(2.8)
Earnings before income taxes	21.3	8.7	37.5	17.3	40.3	8.6	53.9	14.0
Provision for income taxes	10.5	4.3	8.4	3.9	15.2	3.3	12.6	3.3
Net earnings	$10.8	4.4%	$29.1	13.4%	$25.1	5.3%	$41.3	10.7%
(1)
Midera’s fiscal year ends on the Saturday nearest December 31. All fiscal quarters presented included 13 weeks.

Three Months Ended July 4, 2026 as Compared to Three Months Ended June 28, 2025

NET SALES. Net sales for the three months ended July 4, 2026 increased by $28.7 million, or 13.2%, to $245.4 million as compared to $216.7 million in the three months ended June 28, 2025. Net sales increased by $23.9 million, or 11.0%, from the fiscal 2025 acquisitions of Frigomeccanica and Oka. Excluding acquisitions, net sales increased $4.8 million, or 2.2%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months ended July 4, 2026 increased net sales by approximately $2.1 million, or 1.0%. Excluding the impact of foreign exchange and acquisitions, sales increased $2.7 million, or 1.2%, for the three months ended July 4, 2026 as compared to the prior year period.

Domestically, Midera realized a sales increase of $0.8 million, or 0.6%, to $126.1 million, as compared to $125.3 million in the prior year period. This includes an increase of $0.8 million from recent acquisitions. Excluding acquisitions, domestic sales were consistent with the prior year period, primarily driven by increases in aftermarket parts and service in the protein and bakery categories, offset by lower equipment sales in the snack category. International sales increased $27.9 million, or 30.5%, to $119.3 million, as compared to $91.4 million in the prior year period. This includes an increase of $23.1 million from the recent acquisitions and an increase of $2.1 million related to the favorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, international sales increased $2.7 million, or 3.0%. The increase primarily reflects higher equipment sales in the European market for the protein and bakery categories and higher sales in aftermarket parts and service, partially offset by lower equipment sales in the snack category and fewer projects in the Middle East.

GROSS PROFIT. Gross profit increased by $5.8 million, or 7.2%, to $86.7 million in the three months ended July 4, 2026, as compared to $80.9 million in the three months ended June 28, 2025. This includes an increase of $6.0 million from recent acquisitions and an increase of $0.5 million related to the favorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, gross profit decreased $0.7 million. Gross profit margin (gross profit as a percentage of net sales) decreased to 35.3% in the three months ended July 4, 2026, as compared to 37.3% in the prior year period. Excluding the impact of foreign exchange and acquisitions, the gross profit margin was 36.6% in the three months ended July 4, 2026. Excluding the impact of foreign exchange and acquisitions, the gross profit and gross profit margin declines were primarily driven by inflationary costs and product mix of equipment sales, partially offset by increases in aftermarket parts and service sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased to $62.8 million in the three months ended July 4, 2026, as compared to $54.6 million in the three months ended June 28, 2025. As a percentage of net sales, selling, general and administrative expenses were 25.6% in the three months ended July 4, 2026 as compared to 25.2% in the three months ended June 28, 2025. The increase in selling, general and administrative expenses of $8.2 million, or 15.0%, is primarily due to increased compensation costs, including share-based compensation and excluding acquisitions, of $6.7 million, higher separation costs of $5.3 million, cost increases of $3.0 million associated with acquired businesses, including $0.2 million of intangible amortization expense, partially offset by favorable contingent consideration fair value adjustments of $3.1 million and lower professional fees, excluding acquisitions, of $2.0 million. Foreign exchange rates had an unfavorable impact of $0.6 million.

RESTRUCTURING EXPENSES. Restructuring expenses increased $0.2 million to $0.2 million for the three months ended July 4, 2026, as compared to no restructuring expenses for the three months ended June 28, 2025. Restructuring expenses related primarily to headcount reductions and facility consolidations.

INCOME FROM OPERATIONS. Income from operations decreased $2.6 million to $23.7 million in the three months ended July 4, 2026 from $26.3 million in the three months ended June 28, 2025. Operating income as a percentage of net sales amounted to 9.7% in the three months ended July 4, 2026, as compared to 12.1% in the three months ended June 28, 2025.

NON-OPERATING EXPENSE (INCOME). Interest expense was $0.4 million in the three months ended July 4, 2026, as compared to interest income of $0.6 million in the prior year period. Other expense was $2.0 million in the three months ended July 4, 2026, as compared to other income of $10.6 million in the prior year period, and consists mainly of net foreign exchange losses and gains.

INCOME TAXES. A tax provision of $10.5 million, at an effective tax rate of 49.3%, was recorded during the three months ended July 4, 2026, as compared to a tax provision of $8.4 million at an effective tax rate of 22.4% in the prior year period. During the three months ended July 4, 2026, the effective tax rate was higher than the prior year period primarily due to non-deductible expenses and other discrete items, none of which was individually significant. The effective tax rates for the three months ended July 4, 2026 and June 28, 2025 were higher than the U.S. statutory federal tax rate of 21.0% primarily due to non-deductible expenses, state taxes and foreign tax rate differentials. The effective tax rate for the three months ended July 4, 2026 was also higher than the U.S. statutory federal tax rate due to other discrete items, none of which was individually significant.

Six Months Ended July 4, 2026 as Compared to Six Months Ended June 28, 2025

NET SALES. Net sales for the six months ended July 4, 2026 increased by $85.2 million, or 22.1%, to $470.4 million as compared to $385.2 million in the six months ended June 28, 2025. Net sales increased by $31.4 million, or 8.2%, from the fiscal 2025 acquisitions of Frigomeccanica and Oka. Excluding acquisitions, net sales increased $53.8 million, or 14.0%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the six months ended July 4, 2026 increased net sales by approximately $9.3 million, or 2.4%. Excluding the impact of foreign exchange and acquisitions, sales increased $44.5 million, or 11.6%, for the six months ended July 4, 2026 as compared to the prior year period.

Domestically, Midera realized a sales increase of $22.7 million, or 10.4%, to $241.4 million, as compared to $218.7 million in the prior year period. This includes an increase of $1.0 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $21.7 million, or 9.9%, primarily driven by increases in aftermarket parts and service in the protein and bakery categories and higher equipment sales in the bakery and snack categories. International sales increased $62.5 million, or 37.5%, to $229.0 million, as compared to $166.5 million in the prior year period. This includes an increase of $30.4 million from the recent acquisitions and an increase of $9.3 million related to the favorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, international sales increased $22.8 million, or 13.7%. The increase reflects higher sales of protein and bakery equipment in the European markets and higher sales of aftermarket parts and service, partially offset by fewer projects in the Middle East.

GROSS PROFIT. Gross profit increased by $22.2 million, or 15.6%, to $164.1 million in the six months ended July 4, 2026, as compared to $141.9 million in the six months ended June 28, 2025. This includes an increase of $7.4 million from recent acquisitions and an increase of $3.1 million related to the favorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, gross profit increased $11.7 million. Gross profit margin decreased to 34.9% in the six months ended July 4, 2026, as compared to 36.8% in the prior year period. Excluding the impact of foreign exchange and acquisitions, the gross profit margin was 35.7% in the six months ended July 4, 2026. Excluding the impact of foreign exchange and acquisitions, the gross profit increase was primarily driven by higher aftermarket parts and service sales and higher equipment sales, partially offset by inflationary costs, and the gross profit margin decline was driven by inflationary costs and product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased to $121.9 million in the six months ended July 4, 2026, as compared to $99.9 million in the six months ended June 28, 2025. As a percentage of net sales, selling, general and administrative expenses were 26.0% in the six months ended July 4, 2026 as compared to 25.9% in the six months ended June 28, 2025. The increase in selling, general and administrative expenses of $22.0 million, or 22.0%, is primarily due to increased compensation costs, including share-based compensation and excluding acquisitions, of $14.2 million, higher separation costs of $7.9 million, and cost increases of $6.0 million associated with acquired businesses, including $0.7 million of intangible amortization expense, partially offset by favorable contingent consideration fair value adjustments of $3.4 million and lower professional fees, excluding acquisitions, of $1.1 million. Foreign exchange rates had an unfavorable impact of $2.5 million.

RESTRUCTURING EXPENSES. Restructuring expenses remained consistent at $0.1 million for both the six months ended July 4, 2026 and the six months ended June 28, 2025. Restructuring expenses related primarily to headcount reductions and facility consolidations.

INCOME FROM OPERATIONS. Income from operations increased $0.2 million to $42.1 million in the six months ended July 4, 2026 from $41.9 million in the six months ended June 28, 2025. Operating income as a percentage of net sales amounted to 8.9% in the six months ended July 4, 2026, as compared to 10.9% in the six months ended June 28, 2025.

NON-OPERATING EXPENSE (INCOME). Interest expense was $0.4 million in the six months ended July 4, 2026, as compared to interest income of $1.0 million in the prior year period. Other expense was $1.4 million in the six months ended July 4, 2026, as compared to other income of $11.0 million in the prior year period, and consists mainly of net foreign exchange losses and gains.

INCOME TAXES. A tax provision of $15.2 million, at an effective tax rate of 37.7%, was recorded during the six months ended July 4, 2026, as compared to a tax provision of $12.6 million at an effective tax rate of 23.4% in the prior year period. During the six months ended July 4, 2026, the effective tax rate was higher than the prior year period primarily due to non-deductible expenses and other discrete items, none of which was individually significant. The effective tax rates for the six months ended July 4, 2026 and June 28, 2025 were higher than the U.S. statutory federal tax rate of 21.0% primarily due to non-deductible expenses, state taxes and foreign tax rate differentials. The effective tax rate for the six months ended July 4, 2026 was also higher than the U.S. statutory federal tax rate due to other discrete items, none of which was individually significant.

Financial Condition and Liquidity

Overview

Historically, our business has generated positive cash flows from operations. In June 2026, prior to the completion of the Spin-off, we ceased participation in the Middleby centralized cash management process and our cash and cash equivalents became held and used solely for our own operations.

Our ability to fund our operations and capital needs will depend on our ongoing ability to generate cash from operations and access to capital markets. We believe our existing cash, future cash flows generated from operations, and available borrowing capacity under our revolving credit facility will be sufficient to meet the needs of our current and planned operations for the next 12 months and for the foreseeable future thereafter. Our principal uses of cash are to fund our working capital needs, capital expenditures, debt repayments, acquisitions, and other strategic investments.

Due to the global nature of our operations, a significant portion of our cash is generated and typically held outside the United States to support local operating and working capital requirements. Our cash and cash equivalents totaled $50.5 million at July 4, 2026. Of this amount, cash held by our non-U.S. operations totaled $36.7 million.

On June 29, 2026, we entered into a five-year, $1.0 billion credit agreement (the “Credit Agreement”), which matures on June 29, 2031, in connection with the Spin-off. The Credit Agreement provides for a new senior secured credit facility in an aggregate principal amount of $1.0 billion, consisting of (i) a $750 million U.S. dollar revolving credit facility and (ii) a $250 million multi-currency revolving credit facility, with the potential, under certain circumstances, to increase the amount of the credit facility by the greater of $151 million and 100% of the Company’s Consolidated EBITDA (as defined in the Credit Agreement) for the most recently ended period of four consecutive quarters (plus additional amounts subject to compliance with a specified leverage ratio depending on the type of indebtedness being incurred) either by increasing one or more revolving facility, or by adding on one or more revolving and/or term loan facilities. As of July 4, 2026, we had $228.0 million in U.S. dollar borrowings outstanding under the revolving credit facility and no outstanding letters of credit, resulting in available borrowing capacity of $772.0 million. For additional information on the Credit Agreement, see Note 6 to the Condensed Combined Financial Statements.

On August 10, 2026, our Board of Directors authorized a share repurchase program, which expires on August 10, 2029, pursuant to which we may repurchase up to $50 million of our common stock. The primary purpose of the share repurchase program is to mitigate stockholder dilution from equity awards. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate share repurchases under this authorization. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, alternative investment or acquisition opportunities, and applicable legal requirements.

Cash Flows

The following table summarizes our cash flows for the six months ended July 4, 2026 and June 28, 2025:

	Six Months Ended
(in millions)	July 4, 2026	June 28, 2025
Cash provided by (used in):
Operating activities	$40.1	$47.8
Investing activities	4.3	(28.2)
Financing activities	(82.3)	(14.7)
Effect of exchange rate changes	(2.5)	8.1
Net (decrease) increase in cash and cash equivalents	$(40.4)	$13.0

Total cash and cash equivalents decreased by $40.4 million to $50.5 million at July 4, 2026 from $90.9 million at January 3, 2026.

OPERATING ACTIVITIES. Net cash provided by operating activities decreased by $7.7 million, or 16.1%, to $40.1 million during the six months ended July 4, 2026, as compared to $47.8 million during the six months ended June 28, 2025, primarily driven by lower net earnings, exclusive of non-cash items, of $9.7 million.

INVESTING ACTIVITIES. During the six months ended July 4, 2026, net cash provided by investing activities increased by $32.5 million to $4.3 million, as compared to net cash used in investing activities of $28.2 million in the six months ended June 28, 2025. Capital expenditures were $6.6 million and $25.7 million during the six months ended July 4, 2026 and June 28, 2025, respectively, primarily for upgrades of production equipment and manufacturing facilities. Capital expenditures during the six months ended June 28, 2025 also include investment in an innovation center in Italy. Net related party loan activities were an increase in net cash provided by investing activities of $11.8 million and an increase in net cash used in investing activities of $2.5 million during the six months ended July 4, 2026 and June 28, 2025, respectively.

FINANCING ACTIVITIES. Net cash used in financing activities increased by $67.6 million to $82.3 million during the six months ended July 4, 2026, as compared to $14.7 million during the six months ended June 28, 2025. The increase relates to transfers to Middleby, including a $233.0 million distribution in connection with the separation and cash management activities given cash was centrally managed by Middleby until June 2026, and the payment of deferred purchase price for acquisitions, partially offset by borrowings under the revolving credit facility of $228.0 million.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s condensed combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and any such differences could be material to our condensed combined financial statements. There have been no material changes to the critical accounting estimates described in the Company's final Information Statement, dated as of June 22, 2026 (the “Information Statement”), included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 22, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information on market risk exposure disclosed in the Company's Information Statement, except as described below.

Interest Rate Risk

Borrowings under the Company's Credit Agreement and certain foreign loans have variable interest rates. A hypothetical 100 basis point increase in interest rates affecting our external variable rate borrowings as of July 4, 2026 would increase our annual interest expense by approximately $2.5 million, assuming debt levels remained constant throughout the period.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended July 4, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of contingencies related to legal proceedings, see Note 11 to the Condensed Combined Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors from those disclosed under the heading “Risk Factors” in the Company's Information Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 10, 2026, the Company's Board of Directors authorized a share repurchase program, which expires on August 10, 2029, pursuant to which the Company may repurchase up to $50 million of its common stock. The primary purpose of the share repurchase program is to mitigate stockholder dilution from equity awards. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate share repurchases under this authorization. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company's common stock, general market and economic conditions, alternative investment or acquisition opportunities, and applicable legal requirements.

Item 5. Other Information

During the three months ended July 4, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1

Separation and Distribution Agreement, by and between The Middleby Corporation and Midera Food Processing, Inc., dated as of July 5, 2026 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2026).

3.1

Amended and Restated Certificate of Incorporation of Midera Food Processing, Inc. (effective as of July 2, 2026) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2026).

3.2

Amended and Restated Bylaws of Midera Food Processing, Inc. (effective as of July 2, 2026) (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2026).

10.1

Credit Agreement, dated as of June 29, 2026, among Midera Food Processing, Inc., Alkar Holdings, Inc., the other financial institutions and lenders party thereto and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 29, 2026).

10.2

Tax Matters Agreement, by and between The Middleby Corporation and Midera Food Processing, Inc., dated as of July 5, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2026).

10.3

Employee Matters Agreement, by and between The Middleby Corporation and Midera Food Processing, Inc., dated as of July 5, 2026 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2026).

10.4

Intellectual Property Matters Agreement, by and between The Middleby Corporation and Midera Food Processing, Inc., dated as of July 5, 2026 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2026).

10.5

Transition Services Agreement, by and between The Middleby Corporation and Midera Food Processing, Inc., dated as of July 5, 2026 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2026).

10.6†	The Midera Food Processing, Inc. 2026 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the SEC on July 2, 2026).

10.7†

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors for the Midera Food Processing, Inc. 2026 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10-12B/A filed with the SEC on May 27, 2026).

10.8†

Form of Restricted Stock Unit Award Agreement for the Midera Food Processing, Inc. 2026 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form 10-12B/A filed with the SEC on May 27, 2026).

10.9†

Form of Restricted Stock Unit Award Agreement for the Midera Food Processing, Inc. 2026 Long-Term Incentive Plan (applicable to converted Middleby Corporation awards) (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10-12B/A filed with the SEC on May 27, 2026).

10.10†

Form of Performance Stock Unit Award Agreement for the Midera Food Processing, Inc. 2026 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form 10-12B/A filed with the SEC on May 27, 2026).

10.11†

Form of Performance Stock Unit Award Agreement for the Midera Food Processing, Inc. 2026 Long-Term Incentive Plan (applicable to converted Middleby Corporation awards) (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form 10-12B/A filed with the SEC on May 27, 2026).

10.12†	Midera Food Processing, Inc. Value Creation Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form 10-12B/A filed with the SEC on May 27, 2026).
10.13†	Midera Food Processing, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form 10-12B/A filed with the SEC on May 27, 2026).
10.14*†	Employment Agreement, by and between Mark M. Salman, Alkar Holdings, Inc. and the Company, dated as of July 6, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files (formatted as Inline XBRL)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed or furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDERA FOOD PROCESSING, INC.

Date: August 18, 2026	By:	/s/ Amy A. Campbell
Amy A. Campbell
Chief Financial Officer